Form 10-K
period 2004-12-31
GE COMMERCIAL MORT CORP PASS THR CERTS SER 2004-C1
filed 2005-03-28
CIK 1275438

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2004

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-102644-03


        GE Commercial Mortgage Corporation (as Depositor under the Pooling and Servicing Agreement, dated as of January 1, 2004, providing for the issuance of the Commercial Mortgage
        Pass-Through Certificates Series 2004-C1)

     (Exact name of registrant as specified in its charter)


   Delaware                                         02-0666931
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)




   292 Long Ridge Road
   Stamford, Connecticut                        06927
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (203) 357-4000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        [ X ]


  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Not applicable.


     Documents Incorporated by Reference

         None.


                                   PART I

  Item 1.  Business.

            Not Applicable.

  Item 2.  Properties.

            Not Applicable.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement, the Trustee, the Servicer or the registrant with respect to the trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.


                                PART II

  Item 5. Market for registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2004, the total number of holders of record for the Series of Certificates is 50.


  Item 6.  Selected Financial Data.

            Not Applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Not Applicable.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not Applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Not Applicable


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.

            Not Applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not Applicable.


  Item 11. Executive Compensation.

            Not Applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not Applicable.

  Item 13. Certain Relationships and Related Transactions.

            Not Applicable.


  Item 14. Principal Accounting Fees and Services.

            Not Applicable.



                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities.


      a) Bank of America, N.A., as Master Servicer <F1>
      b) Lennar Partners, Inc., as Special Servicer <F1>
      c) Midland Loan Services, Inc., as Special Servicer <F1>
      d) GMAC Commercial Mortgage Corporation, as Master Servicer of the AFR/Bank of America Portfolio loan under the GMAC 2003-C3 pooling and servicing agreement <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) Bank of America, N.A., as Master Servicer <F1>
      b) Lennar Partners, Inc., as Special Servicer <F1>
      c) Midland Loan Services, Inc., as Special Servicer <F1>
      d) GMAC Commercial Mortgage Corporation, as Master Servicer of the AFR/Bank of America Portfolio loan under the GMAC 2003-C3 pooling and servicing agreement <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.


      a) Bank of America, N.A., as Master Servicer <F1>
      b) Lennar Partners, Inc., as Special Servicer <F1>
      c) Midland Loan Services, Inc., as Special Servicer <F1>
      d) GMAC Commercial Mortgage Corporation, as Master Servicer of the AFR/Bank of America Portfolio loan under the GMAC 2003-C3 pooling and servicing agreement <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) The exhibits required to be filed by the Registrant pursuant to Item 601 of the Regulation S-K are listed above.

   (c) Not Applicable.


  <F1> Filed herewith.

                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    GE Commercial Mortgage Corporation, as depositor
    (Registrant)


  Signed: GE Commercial Mortgage Corporation by Wells Fargo Bank, N.A., as Attorney in fact

  By:    Beth Belfield, Assistant Vice President

  By: /s/ Beth Belfield, Assistant Vice President

  Dated: March 28, 2005

  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  (a)(i) No annual report is provided to the Certificateholders.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

RE: GE Commercial Mortgage Corporation Trust, Series 2004-C1 (the "Trust"), created pursuant to the Pooling and Servicing Agreement, dated as of January 1, 2004 (the "Pooling and Servicing Agreement"), among GE Commercial Mortgage Corporation, as depositor (the "Depositor"), Bank of America, N.A., as master servicer (the "Master Servicer"), Lennar Partners, Inc., as general special servicer
      (the "General Special Servicer"), Midland Loan Services, Inc., as Paradise Point special servicer (the "Paradise Point Special Servicer") and Wells Fargo Bank, N.A., as trustee (the "Trustee").

  I, Daniel J. Smith , certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution date reports filed in respect of periods included in the year covered by this annual report, of the Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the servicing information required to be provided to the Trustee by the Servicer, the General Special Servicer and the Paradise Point Special Servicer under the Pooling and Servicing Agreement is included in these reports;

  4. Based on my knowledge and upon the annual compliance statements included in the report and required to be delivered to the Trustee in accordance with the terms of the Pooling and Servicing Agreement, and except as disclosed in the reports, the Master Servicer, the General Special Servicer and the Paradise Point Special Servicer have fulfilled their obligations under the Pooling and Servicing Agreement; and

  5. The reports disclose all significant deficiencies relating to the Master Servicer's, the General Special Servicer's or the Paridise Point Special Servicer's compliance with the minimum servicing standards, based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar standard as set forth in the Pooling and Servicing Agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Bank of America N.A. as Master Servicer, Lennar Partners, Inc. as General Special Servicer, Midland Loan Services, Inc. as Paradise Point Special Servicer, Wells Fargo Bank, N.A. as Trustee. and the other servicers of the mortgage loans included in the Trust.

     Date: March 28, 2005


     /s/ Daniel J. Smith
     Signature

     President and Chief Executive Officer
     G.E. Commercial Mortgage Corporation
     Title

  EX-99.1 (a)
   PRICEWATERHOUSECOOPERS(logo)


   PricewaterhouseCoopers LLP
   214 N. Tryon Street
   Ste 3600
   Charlotte NC 28202
   Telephone (704) 344 7500
   Facsimile (704) 344 4100


   Report of Independent Accountants




   To the Board of Directors and Shareholders of Bank of America, N.A. Capital Markets Servicing Group:



   We have examined management's assertion about Bank of America, N.A.'s Capital Markets Servicing Group (CMSG), as master servicer, compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2004, included in the accompanying management assertion (see Exhibit I), except as that assertion relates to minimum servicing standards I.4, II, III.2, III.3, III.4, III.6, V and VI, for which primary servicing of loans is performed by subservicers. Management is responsible for CMSG's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about CMSG's compliance, as master servicer, except as that assertion relates to the minimum servicing standards I.4, II, III.2,III.3, III.4, III.6, V and VI, for which primary servicing of loans is performed by subservicers, based on our examination.

   Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about CMSG's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. The primary servicing of loans in this portfolio is performed by subservicers on behalf of CMSG. Consequently, we did not perform procedures regarding the minimum servicing standards I.4, II, III.2, III.3, III.4, III.6, V, and VI. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on CMSG's compliance with the minimum servicing standards.

   In our opinion, management's assertion that CMSG, as master servicer, complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004, is fairly stated, in all material respects, except as that assertion relates to minimum servicing standards I.4, II, III.2, III.3, III.4, III.6, V, and VI, for which the primary servicing of loans is performed by subservicers and as noted in the accompanying management assertion.


   /s/ PricewaterhouseCoopers LLP



   March 10, 2005





  EX-99.1 (b)
(logo) ERNST & YOUNG

Ernst & Young LLP
Suite 3900
200 South Biscayne Boulevard
Miami, Florida 33131-5313

Phone: (305) 358-4111
www.ey.com



Report of Independent Certified Public Accountants


To Lennar Partners, Inc.


We have examined management's assertion, included herein, that Lennar Partners, Inc. (the Company) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2004. Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.


Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified requirements.


In our opinion, management's assertion that the Company complied with the aforementioned requirements during the year ended December 31, 2004, is fairly stated, in all material respects.


/s/ Ernst & Young LLP

March 8, 2005



A Member Practice of Ernst & Young Global





  EX-99.1 (c)
(logo)Deloitte

Deloitte & Touche LLP
Suite 400
1010 Grand Boulevard
Kansas City, MO 64106-2232
USA
Tel: +1 816 474 6180
www.deloitte.com


INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors
The PNC Financial Services Group, Inc.


We have examined management's assertion that Midland Loan Services, Inc. (MLS), an indirect wholly-owned subsidiary of The PNC Financial Services Group, Inc., has complied as of and for the year ended December 31, 2004 with its established minimum servicing standards described in the accompanying report titled Management's Assertion dated February 15, 2005. Management is responsible for MLS's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about MLS's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about MLS's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on MLS's compliance with its minimum servicing standards.


In our opinion, management's assertion that MLS complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects, based on the criteria set forth in Appendix I.



/s/ Deloitte & Touche LLP

February 15, 2005





Member of
Deloitte Touche Tohmatsu




MIDLAND LOAN SERVICES


APPENDIX I MLS's MINIMUM SERVICING STANDARDS


I. CUSTODIAL BANK ACCOUNTS

   1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

      * be mathematically accurate;
      * be prepared within forty-five (45) calendar days after the cutoff date;
      * be reviewed and approved by someone other than the person who prepared the reconciliation; and
      * document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

   2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

   3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

   4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. MORTGAGE PAYMENTS

    1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

    2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

    3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

    4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

     1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

     2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

     3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

     4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

     5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

     6. Unused checks shall be safeguarded so as to prevent unauthorized access.

IV. INVESTOR ACCOUNTING AND REPORTING

    1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.  MORTGAGOR LOAN ACCOUNTING

    1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

    2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

    3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

VI. INSURANCE POLICIES

    1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.1 (d)
(logo) PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
PricewaterhouseCoopers Center
300 Madison Avenue
New York NY 10017
Telephone (646) 471 3000
Facsimile (813) 286 6000


Report of Independent Accountants


To the Board of Directors and Shareholder of GMAC Commercial Mortgage Corporation:

We have examined management's assertion, dated February 14, 2005, about GMAC Commercial Mortgage Corporation's (the "Company's") compliance with its established minimum master servicing policy ("Master Servicing Policy"), which management derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP), as of and for the year ended December 31, 2004 included in the accompanying management assertion
(see Exhibit I). Management is responsible for the Company's compliance with the Master Servicing Policy. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with the standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the Master Servicing Policy and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination of the Company's compliance with the Master Servicing Policy.

In our opinion, management's assertion that, except for instances of noncompliance, the Company complied with the aforementioned Master Servicing Policy as of and for the year ended December 31, 2004 is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP

February 14, 2005




Exhibit I


Management Assertion Concerning Compliance
With Minimum Master Servicing Standards

February 14, 2005

As of and for the year ended December 31, 2004, for the master servicing transactions included in Exhibit II, GMAC Commercial Mortgage Corporation has complied, in all material respects, with the applicable minimum master servicing standards set forth in the company's Master Servicing Policy (attached in Exhibit III), which were derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, except with respect to the requirement to timely prepare bank reconciliations for custodial bank accounts and timely clear reconciling items, for which the company was not in compliance during the year.

As of December 31, 2004, the company was covered by various General Motors Corporation insurance policies providing $300 million of fidelity bond insurance and $100 million of errors and omissions insurance.


/s/ Robert D. Feller
Robert D. Feller
Chief Executive Officer


/s/ Michael I. Lipson
Michael I. Lipson
Executive Vice President, Global Servicing


/s/ Wayne D. Hoch
Wayne D. Hoch
Executive Vice President and Chief Financial Officer


Exhibit II

GMAC COMMERCIAL MORTGAGE CORPORATION
TRANSACTIONS ASSOCIATED WITH MASTER SERVICING
RESPONSIBILITIES

277 PARK AVE FINANCE CORP
ACMF I SERIES 1997-Cl
AETNA, SERIES 1995-C5
AMC DEPOSITOR, SERIES 1999-1
ASC, SERIES 1996-D3
ASC, SERIES 1997-D4
ASW, SERIES 1993-2
ATHERTON - PAINE WEBBER WHSE
ATHERTON, SERIES 1997-1
ATHERTON, SERIES 1998-A
ATHERTON, SERIES 1999-A
BACM, SERIES 2001-Cl
BANK OF AMERICA 2002-X1
BKB, SERIES 1997-Cl
Cal West Trust II
CALSTRS, SERIES 2002-C6
CAPCO, SERIES 1998-D7
CAPITAL TRUST RE CDO 2004-1
CBM, SERIES 1996-1
CDC, SERIES 2002-FX1
CG, Series 2004-FL1
CHASE, SERIES 1996-1
CHASE, SERIES 1996-2
CHASE, SERIES 1997-1
CHASE, SERIES 1997-2
CHASE, SERIES 1998-2
CHASE, SERIES 2000-FL1
CHASE, SERIES 2001-FL1
CHASE-FIRST UNION, 1999-1
CITIBANK, SERIES 1994-C2
CITICORP LEASE TRUST, SERIES 1999-1
COLUMBIA CTR TRUST, 2000-CCT
COLUMN, SERIES 2002-CCL1
COMM, SERIES 2001-FL5
COMM, SERIES 2001-J2
COMM, SERIES 2003-LNB1
COMM, Series 2004-LNB2
COMM, Series 2004-LNB4
CSFB, SERIES 1995-M1
CSFB, SERIES 1997-PS1
CSFB, SERIES 1998-PS2
CSFB, SERIES 1999-PS3
CSFB, SERIES 2000-Cl
CSFB, SERIES 2000-PS4
CSFB, SERIES 2001-CF2
CSFB, SERIES 2001-SPG1
DAIWA, SERIES 1993-1
DENVER PUBLIC SCHOOLS RET.
DEUTSCHE BANC MORTGAGE (184)
DLJ, SERIES 1996-CF1
DLJ, SERIES 1997-CF1
DLJ-FB, SERIES 1994-MF1
ED I
ED II
EMAC, SERIES 1998-1
EMAC, SERIES 1999-1
EMAC, SERIES 2000-1
FIRST BOSTON, SERIES 1995-MF1
FMAC, SERIES 1991-A
FMAC, SERIES 1993-B
FMAC, SERIES 1994-A
FMAC, SERIES 1995-B
FMAC, SERIES 1996-B
FMAC, SERIES 1997-A
FMAC, SERIES 1997-B
FMAC, SERIES 1997-C
FMAC, SERIES 1998-A
FMAC, SERIES 1998-B
FMAC, SERIES 1998-C
FMAC, SERIES 1998-D
FMAC, SERIES 2000-A
FMHA
FNMA, SERIES 1998-M1
FOREST CITY, SERIES 1994-1
FREEHOLD RACEWAY MALL 2001-FRM
G3 STRATEGIC INV. LP 2002 WL1
GAFCO FRANCHISE 1998-1
GFCM 2003-1
GGP MALL PROP TR, SERIES 2001-GGP1
GIA SERIES 2001-A
GMACCM 2003-C2
GMACCM CANADA, SERIES 2002-FL1
GMACCM HF1, SERIES 1999-1
GMACCM HF1, SERIES 1999-2
GMACCM Seniors 2003-A
GMACCM, SERIES 1996-Cl
GMACCM, SERIES 1996-C2
GMACCM, SERIES 1997-C1
GMACCM, SERIES 1997-C2
GMACCM, SERIES 1998-C1
GMACCM, SERIES 1998-C2
GMACCM, SERIES 1999-C1
GMACCM, SERIES 1999-C2
GMACCM, SERIES 1999-C3
GMACCM, SERIES 1999-CTL1
GMACCM, SERIES 2000-C1
GMACCM, SERIES 2000-C2
GMACCM, SERIES 2000-C3
GMACCM, SERIES 2000-FL1
GMACCM, SERIES 2000-FLA
GMACCM, SERIES 2000-FLB
GMACCM, SERIES 2000-FLE
GMACCM, SERIES 2000-FLF
GMACCM, SERIES 2001-A
GMACCM, SERIES 2001-C1
GMACCM, SERIES 2001-C2
GMACCM, SERIES 2001-FL1
GMACCM, SERIES 2001-FLA
GMACCM, SERIES 2002-C1
GMACCM, SERIES 2002-C2
GMACCM, SERIES 2002-C3
GMACCM, SERIES 2002-FL1
GMACCM, SERIES 2002-LT
GMACCM, SERIES 2003 DOUBLE EAGLE
GMACCM, SERIES 2003-C1
GMACCM, Series 2003-C3
GMACCM, SERIES 2003-FL1
GMACCM, SERIES 2003-FLA
GMACCM, SERIES 2003-FL-SNF
GMACCM, Series 2003-PMSRLP
GMACCM, Series 2004-C1
GMACCM, SERIES 2004-C2
GMACCM, Series 2004-C3
G-MAX 2002 FL-A
G-MAX 2002-FX-1
GSMCII, Series 2003-C1
GSMSC II, SERIES 1997-GLI
GSMSC II, SERIES 1998-C1
GSMSC II, SERIES 1998-GLII
GSMSC II, SERIES 1999-C1
GSMSC II, SERIES 2001-1285
GSMSC II, SERIES 2001-GL3
GSMSC II, SERIES 2001-ROCK
GSMSC II, SERIES 2002-GSFL V
HUD
IPS, SERIES 2003-1
ISTAR, SERIES 2002-1
ISTAR, SERIES 2003-1
JPMC 2002-C3
JPMC, SERIES 2001-A
JPMC, SERIES 2001-CIBC1
JPMC, Series 2004-C1
JPMC, SERIES 2004-C2
JPMC, Series 2004-CIBC10
JPMC, Series 2004-CIBC8
JPMC, SERIES 2004-CIBC9
JPMC, SERIES 2004-LN2
KS MORTGAGE CAP, SERIES 1995-1
LAKEWOOD MALL
LEHMAN, SERIES 1992-1
LEHMAN, SERIES 1992-2
LEHMAN, SERIES 1994-C2
LEHMAN, SERIES 1995-C2
LEHMAN, SERIES 1996-1
LEHMAN, SERIES 1996-C2
LEHMAN, SERIES 1998-C1
LEHMAN, SERIES 2003-C4
LIBRARY TOWER, SERIES 1998-1
LLL, SERIES 1997-LL1
LONG LANE MASTER TRUST IV
LTC, SERIES 1996-1
LTC, SERIES 1998-1
MALL O1 AMERICA, SERIES 2000-1
MCF, SERIES 1993-C1-C2
MCF, SERIES 1995-MC1
MCF, SERIES 1996-MC1
MCF, SERIES 1996-MC2
MCF, SERIES 1998-MC1
MCF, SERIES 1998-MC3
MERRILL, SERIES 1995-C1
MERRILL, SERIES 1995-C2
MERRILL, SERIES 1995-C3
MERRILL, SERIES 1996-C1
MERRILL, SERIES 1997-C1
MERRILL, SERIES 1998-Cl-CTL
MERRILL, SERIES 1999-C2
MERRILL, SERIES 2000-C3
MERRILL, SERIES 2000-C4
MERRILL, SERIES 2001-C5
MERRILL, SERIES 2001-LBC
MERRILL, SERIES 2002-BC2P
MERRILL, SERIES 2002-C7
MERRILL, SERIES 2002-C8
MERRILL, SERIES 2003-C10
MERRILL, SERIES 2003-C11
ML, SERIES 2003-C9
MORGAN, SERIES 1996-C1
MORGAN, SERIES 1997-C1
MORGAN, SERIES 1997-XL I
MORGAN, SERIES 1998-CF1
MORGAN, SERIES 1998-HF1
MORGAN, SERIES 1998-HF2
MORGAN, SERIES 1999-RM1
MORGAN, SERIES 2002-HQ
MSCI 2004-HQ4
MSDW 2003-1Q4
MSDW CAPTIAL I TRUST 2002-1Q3
MSDW, SERIES 1997-HF1
MSDW, SERIES 1999-FNV1
MSDW, SERIES 2001-IQ
MSDW, SERIES 2001-PPM
MSDW, SERIES 2002-WM
MSDW, Series 2003-IQ5
NATIONS LINK, SERIES 1996-1
NB, SERIES-DMC
NEW ENDLAND MUTUAL LIFE, SERIES 1993-1
NOMURA MEGADEAL, SERIES 1995-MD IV
NOMURA MEGADEAL, SERIES 1996-MD V
NOMURA, SERIES 1993-1
NOMURA, SERIES 1994-MD1
NOMURA, SERIES 1996 MD VI
NOMURA, SERIES 1998-D6
NOMURA, SERIES 1998-STI
OREGAN, SERIES 1995-1
PAINE WEBBER, SERIES 1996-M1
REAL-T, Series 2004-1
SALOMON, SERIES 1999-C1
SALOMON, SERIES 2000-C1
SASCO, SERIES 1995-C4
SC FUNDING, SERIES 1993-1
SDG MACERICH PROPERTIES LP CMO
SL COMMERCIAL, SERIES 1997-C1
SOLAR TRUST, SERIES 2001-1
SOLAR TRUST, SERIES 2002-1
Solar Trust, Series 2003-CC1
STRUCTURED MTG, SERIES 1994-M1
U-HAUL, SERIES 1993-1


Exhibit III


GMAC COMMERCIAL MORTGAGE CORPORATION
MINIMUM MASTER SERVICING POLICY

I. CUSTODIAL BANK ACCOUNTS

   1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

      * be mathematically accurate;

      * be prepared within forty-five (45) calendar days after the cutoff date, but in any event in accordance with the applicable servicing agreements;

      * be reviewed and approved by someone other than the person who prepared the reconciliation; and

      * evidence explanations for reconciling items which shall be resolved within ninety (90) calendar days of identification.

  2. Funds of the servicing entity shall be advanced as specified in the applicable servicing agreements in cases where there is potential for an overdraft in an investor's account or a request letter has been received from a subservicer for a servicing advance stipulated by the subservicing agreement.

  3. All cash for each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor or in an investment account in accordance with the applicable servicing agreement requirements.

II. MORTGAGE PAYMENTS

    1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt from the subservicer.

    2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt from the subservicer.

III. DISBURSEMENTS

  1. Remittances made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

  2. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

IV. INVESTOR ACCOUNTING AND REPORTING

  1. Monthly investor reports shall be sent in a timely manner listing loan level detail of payments and balances, and all other data required by the servicing agreements.

V. INSURANCE POLICIES

  1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity in the amount of coverage represented to investors in management's assertion.

VI. MONITORING OF SUBSERVICER COMPLIANCE

  1. Within 120 days of a subservicer's year-end, the subservicer's management assertions about compliance with minimum servicing standards, which were derived form the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, and the Independent Auditors Report on management's assertions shall be reviewed, and if material exceptions are found, appropriate corrective action will be taken.

  2. An annual certification from each subservicer stating that the subservicer is in compliance with its subservicer agreement shall be obtained by April 30th for the previous calendar year.





  EX-99.2 (a)
Exhibit I


Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards



 March 10, 2005


As of and for the year ended December 31, 2004, Bank of America, N.A. Capital Markets Servicing Group (CMSG) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP), except for minimum servicing standards I.4, II, III.2, III.3, III.4, III.6, V and VI, for which primary servicing of loans is performed by subservicers.




As of and for this same period, Bank of America, N.A. had in effect a fidelity bond and errors and omissions policy in the amounts of $325,000,000 and $180,000,000, respectively.





/s/ Sean D. Reilly
Sean D. Reilly
Principal - Commercial Loans Site Manager


/s/ H. Michael Lumadue
H. Michael Lumadue
Vice President





  EX-99.2 (b)
(logo) LENNAR PARTNERS
An LNR Company


March 1, 2005


Wells Fargo Bank, N.A.
9062 Old Annapolis Road
Columbia, MD 21045
Attention: Corporate Trust Services (CMBS), GECCMC 2004-C1



Re: Annual Independent Public Accountant's Servicing Report
Pooling and Servicing Agreement
GE Commercial Mortgage Corporation, Commercial Mortgage Pass-Through Certificates 2004-C1


To Whom It May Concern:

As of and for the year ended December 31, 2004, Lennar Partners, Inc. has complied in all material respects with the applicable minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers applicable to the commercial and multifamily mortgages for the Special Servicer as noted in the attachment to this assertion. As of and for this same period, Lennar Partners, Inc. had in effect a fidelity bond in the amount of $10,000,000 and an errors and omissions policy in the amount of $10,000,000.


Sincerely,

LENNAR PARTNERS, INC.


/s/ Susan K. Chapman
Susan K. Chapman
Vice President

cc: Bank of America, NA
Capital Markets Servicing Group
555 South Flower Street, 6th Floor, CAO-706-06-42
Los Angeles, CA 90071
GE Commercial Mortgage Corporation - Series 2004-C1


1601 Washington Avenue * Suite 700 * Miami Beach, Florida 33139
Telephone:(305) 695-5600 * Fax: (305) 695-5601





  EX-99.2 (c)
(logo) MIDLANDLOANSERVICES



Management's Assertion


As of and for the year ended December 31, 2004, Midland Loan Services, Inc.
(MLS), an indirect wholly-owned subsidiary of The PNC Financial Services Group, Inc. (PNC), has complied, in all material respects, with MLS's established minimum servicing standards for commercial loans and multifamily servicing as set forth in Appendix I (the "Standards"). The standards are based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, modified to address the unique characteristics of commercial loans and multifamily servicing.

As of and for this same period, MLS was covered by PNC's fidelity bond in the amount of $200,000,000 and an errors and omissions policy in an amount of at least $25,000,000.



MIDLAND LOAN SERVICES, INC.



/s/ Douglas D. Danforth
Douglas D. Danforth
CEO/President

/s/ Steven W. Smith
Steven W. Smith
COO/Executive
Vice President

/s/ Dave Bodi
Dave Bodi
COO/Executive
Vice President


February 15, 2005




A Member of the PNC Financial Services Group
10851 Mastin P.O. Box 25965 Shawnee Mission Kansas 66225-5965 www.midlandls.com 913 253 9000 T 913 253 9709 F




MIDLAND LOAN SERVICES


APPENDIX I MLS's MINIMUM SERVICING STANDARDS


I. CUSTODIAL BANK ACCOUNTS

   1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

      * be mathematically accurate;
      * be prepared within forty-five (45) calendar days after the cutoff date;
      * be reviewed and approved by someone other than the person who prepared the reconciliation; and
      * document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

   2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

   3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

   4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. MORTGAGE PAYMENTS

    1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

    2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

    3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

    4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

     1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

     2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

     3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

     4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

     5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

     6. Unused checks shall be safeguarded so as to prevent unauthorized access.

IV. INVESTOR ACCOUNTING AND REPORTING

    1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.  MORTGAGOR LOAN ACCOUNTING

    1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

    2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

    3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

VI. INSURANCE POLICIES

    1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.2 (d)
Exhibit I


Management's Assertion Concerning Compliance
With Minimum Master Servicing Standards

February 14, 2005

As of and for the year ended December 31, 2004, for the master servicing transactions included in Exhibit II, GMAC Commercial Mortgage Corporation has complied, in all material respects, with the applicable minimum master servicing standards set forth in the company's Master Servicing Policy (attached in Exhibit III), which were derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, except with respect to the requirement to timely prepare bank reconciliations for custodial bank accounts and timely clear reconciling items, for which the company was not in compliance during the year.

As of December 31, 2004, the company was covered by various General Motors Corporation insurance policies providing $300 million of fidelity bond insurance and $100 million of errors and omissions insurance.


/s/ Robert D. Feller
Robert D. Feller
Chief Executive Officer


/s/ Michael I. Lipson
Michael I. Lipson
Executive Vice President, Global Servicing


/s/ Wayne D.Hoch
Wayne D.Hoch
Executive Vice President and Chief Financial Officer




Exhibit II

GMAC COMMERCIAL MORTGAGE CORPORATION
TRANSACTIONS ASSOCIATED WITH MASTER SERVICING
RESPONSIBILITIES

277 PARK AVE FINANCE CORP
ACMF I SERIES 1997-Cl
AETNA, SERIES 1995-C5
AMC DEPOSITOR, SERIES 1999-1
ASC, SERIES 1996-D3
ASC, SERIES 1997-D4
ASW, SERIES 1993-2
ATHERTON - PAINE WEBBER WHSE
ATHERTON, SERIES 1997-1
ATHERTON, SERIES 1998-A
ATHERTON, SERIES 1999-A
BACM, SERIES 2001-Cl
BANK OF AMERICA 2002-X1
BKB, SERIES 1997-Cl
Cal West Trust II
CALSTRS, SERIES 2002-C6
CAPCO, SERIES 1998-D7
CAPITAL TRUST RE CDO 2004-1
CBM, SERIES 1996-1
CDC, SERIES 2002-FX1
CG, Series 2004-FL1
CHASE, SERIES 1996-1
CHASE, SERIES 1996-2
CHASE, SERIES 1997-1
CHASE, SERIES 1997-2
CHASE, SERIES 1998-2
CHASE, SERIES 2000-FL1
CHASE, SERIES 2001-FL1
CHASE-FIRST UNION, 1999-1
CITIBANK, SERIES 1994-C2
CITICORP LEASE TRUST, SERIES 1999-1
COLUMBIA CTR TRUST, 2000-CCT
COLUMN, SERIES 2002-CCL1
COMM, SERIES 2001-FL5
COMM, SERIES 2001-J2
COMM, SERIES 2003-LNB1
COMM, Series 2004-LNB2
COMM, Series 2004-LNB4
CSFB, SERIES 1995-M1
CSFB, SERIES 1997-PS1
CSFB, SERIES 1998-PS2
CSFB, SERIES 1999-PS3
CSFB, SERIES 2000-Cl
CSFB, SERIES 2000-PS4
CSFB, SERIES 2001-CF2
CSFB, SERIES 2001-SPG1
DAIWA, SERIES 1993-1
DENVER PUBLIC SCHOOLS RET.
DEUTSCHE BANC MORTGAGE (184)
DLJ, SERIES 1996-CF1
DLJ, SERIES 1997-CF1
DLJ-FB, SERIES 1994-MF1
ED I
ED II
EMAC, SERIES 1998-1
EMAC, SERIES 1999-1
EMAC, SERIES 2000-1
FIRST BOSTON, SERIES 1995-MF1
FMAC, SERIES 1991-A
FMAC, SERIES 1993-B
FMAC, SERIES 1994-A
FMAC, SERIES 1995-B
FMAC, SERIES 1996-B
FMAC, SERIES 1997-A
FMAC, SERIES 1997-B
FMAC, SERIES 1997-C
FMAC, SERIES 1998-A
FMAC, SERIES 1998-B
FMAC, SERIES 1998-C
FMAC, SERIES 1998-D
FMAC, SERIES 2000-A
FMHA
FNMA, SERIES 1998-M1
FOREST CITY, SERIES 1994-1
FREEHOLD RACEWAY MALL 2001-FRM
G3 STRATEGIC INV. LP 2002 WL1
GAFCO FRANCHISE 1998-1
GFCM 2003-1
GGP MALL PROP TR, SERIES 2001-GGP1
GIA SERIES 2001-A
GMACCM 2003-C2
GMACCM CANADA, SERIES 2002-FL1
GMACCM HF1, SERIES 1999-1
GMACCM HF1, SERIES 1999-2
GMACCM Seniors 2003-A
GMACCM, SERIES 1996-Cl
GMACCM, SERIES 1996-C2
GMACCM, SERIES 1997-C1
GMACCM, SERIES 1997-C2
GMACCM, SERIES 1998-C1
GMACCM, SERIES 1998-C2
GMACCM, SERIES 1999-C1
GMACCM, SERIES 1999-C2
GMACCM, SERIES 1999-C3
GMACCM, SERIES 1999-CTL1
GMACCM, SERIES 2000-C1
GMACCM, SERIES 2000-C2
GMACCM, SERIES 2000-C3
GMACCM, SERIES 2000-FL1
GMACCM, SERIES 2000-FLA
GMACCM, SERIES 2000-FLB
GMACCM, SERIES 2000-FLE
GMACCM, SERIES 2000-FLF
GMACCM, SERIES 2001-A
GMACCM, SERIES 2001-C1
GMACCM, SERIES 2001-C2
GMACCM, SERIES 2001-FL1
GMACCM, SERIES 2001-FLA
GMACCM, SERIES 2002-C1
GMACCM, SERIES 2002-C2
GMACCM, SERIES 2002-C3
GMACCM, SERIES 2002-FL1
GMACCM, SERIES 2002-LT
GMACCM, SERIES 2003 DOUBLE EAGLE
GMACCM, SERIES 2003-C1
GMACCM, Series 2003-C3
GMACCM, SERIES 2003-FL1
GMACCM, SERIES 2003-FLA
GMACCM, SERIES 2003-FL-SNF
GMACCM, Series 2003-PMSRLP
GMACCM, Series 2004-C1
GMACCM, SERIES 2004-C2
GMACCM, Series 2004-C3
G-MAX 2002 FL-A
G-MAX 2002-FX-1
GSMCII, Series 2003-C1
GSMSC II, SERIES 1997-GLI
GSMSC II, SERIES 1998-C1
GSMSC II, SERIES 1998-GLII
GSMSC II, SERIES 1999-C1
GSMSC II, SERIES 2001-1285
GSMSC II, SERIES 2001-GL3
GSMSC II, SERIES 2001-ROCK
GSMSC II, SERIES 2002-GSFL V
HUD
IPS, SERIES 2003-1
ISTAR, SERIES 2002-1
ISTAR, SERIES 2003-1
JPMC 2002-C3
JPMC, SERIES 2001-A
JPMC, SERIES 2001-CIBC1
JPMC, Series 2004-C1
JPMC, SERIES 2004-C2
JPMC, Series 2004-CIBC10
JPMC, Series 2004-CIBC8
JPMC, SERIES 2004-CIBC9
JPMC, SERIES 2004-LN2
KS MORTGAGE CAP, SERIES 1995-1
LAKEWOOD MALL
LEHMAN, SERIES 1992-1
LEHMAN, SERIES 1992-2
LEHMAN, SERIES 1994-C2
LEHMAN, SERIES 1995-C2
LEHMAN, SERIES 1996-1
LEHMAN, SERIES 1996-C2
LEHMAN, SERIES 1998-C1
LEHMAN, SERIES 2003-C4
LIBRARY TOWER, SERIES 1998-1
LLL, SERIES 1997-LL1
LONG LANE MASTER TRUST IV
LTC, SERIES 1996-1
LTC, SERIES 1998-1
MALL O1 AMERICA, SERIES 2000-1
MCF, SERIES 1993-C1-C2
MCF, SERIES 1995-MC1
MCF, SERIES 1996-MC1
MCF, SERIES 1996-MC2
MCF, SERIES 1998-MC1
MCF, SERIES 1998-MC3
MERRILL, SERIES 1995-C1
MERRILL, SERIES 1995-C2
MERRILL, SERIES 1995-C3
MERRILL, SERIES 1996-C1
MERRILL, SERIES 1997-C1
MERRILL, SERIES 1998-Cl-CTL
MERRILL, SERIES 1999-C2
MERRILL, SERIES 2000-C3
MERRILL, SERIES 2000-C4
MERRILL, SERIES 2001-C5
MERRILL, SERIES 2001-LBC
MERRILL, SERIES 2002-BC2P
MERRILL, SERIES 2002-C7
MERRILL, SERIES 2002-C8
MERRILL, SERIES 2003-C10
MERRILL, SERIES 2003-C11
ML, SERIES 2003-C9
MORGAN, SERIES 1996-C1
MORGAN, SERIES 1997-C1
MORGAN, SERIES 1997-XL I
MORGAN, SERIES 1998-CF1
MORGAN, SERIES 1998-HF1
MORGAN, SERIES 1998-HF2
MORGAN, SERIES 1999-RM1
MORGAN, SERIES 2002-HQ
MSCI 2004-HQ4
MSDW 2003-1Q4
MSDW CAPTIAL I TRUST 2002-1Q3
MSDW, SERIES 1997-HF1
MSDW, SERIES 1999-FNV1
MSDW, SERIES 2001-IQ
MSDW, SERIES 2001-PPM
MSDW, SERIES 2002-WM
MSDW, Series 2003-IQ5
NATIONS LINK, SERIES 1996-1
NB, SERIES-DMC
NEW ENDLAND MUTUAL LIFE, SERIES 1993-1
NOMURA MEGADEAL, SERIES 1995-MD IV
NOMURA MEGADEAL, SERIES 1996-MD V
NOMURA, SERIES 1993-1
NOMURA, SERIES 1994-MD1
NOMURA, SERIES 1996 MD VI
NOMURA, SERIES 1998-D6
NOMURA, SERIES 1998-STI
OREGAN, SERIES 1995-1
PAINE WEBBER, SERIES 1996-M1
REAL-T, Series 2004-1
SALOMON, SERIES 1999-C1
SALOMON, SERIES 2000-C1
SASCO, SERIES 1995-C4
SC FUNDING, SERIES 1993-1
SDG MACERICH PROPERTIES LP CMO
SL COMMERCIAL, SERIES 1997-C1
SOLAR TRUST, SERIES 2001-1
SOLAR TRUST, SERIES 2002-1
Solar Trust, Series 2003-CC1
STRUCTURED MTG, SERIES 1994-M1
U-HAUL, SERIES 1993-1




Exhibit III


GMAC COMMERCIAL MORTGAGE CORPORATION
MINIMUM MASTER SERVICING POLICY

I.   CUSTODIAL BANK ACCOUNTS

     1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

        * be mathematically accurate;

        * be prepared within forty-five (45) calendar days after the cutoff date, but in any event in accordance with the applicable servicing agreements;

        * be reviewed and approved by someone other than the person who prepared the reconciliation; and

        * evidence explanations for reconciling items which shall be resolved within ninety (90) calendar days of identification.

     2. Funds of the servicing entity shall be advanced as specified in the applicable servicing agreements in cases where there is potential for an overdraft in an investor's account or a request letter has been received from a subservicer for a servicing advance stipulated by the subservicing agreement.

     3. All cash for each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor or in an investment account in accordance with the applicable servicing agreement requirements.

II.  MORTGAGE PAYMENTS

     1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt from the subservicer.

     2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt from the subservicer.

III. DISBURSEMENTS

     1. Remittances made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

     2. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

IV.  INVESTOR ACCOUNTING AND REPORTING

     1. Monthly investor reports shall be sent in a timely manner listing loan level detail of payments and balances, and all other data required by the servicing agreements.

V.   INSURANCE POLICIES

     1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity in the amount of coverage represented to investors in management's assertion.

VI.  MONITORING OF SUBSERVICER COMPLIANCE

     1. Within 120 days of a subservicer's year-end, the subservicer's management assertions about compliance with minimum servicing standards, which were derived form the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, and the Independent Auditors Report on management's assertions shall be reviewed, and if material exceptions are found, appropriate corrective action will be taken.

     2. An annual certification from each subservicer stating that the subservicer is in compliance with its subservicer agreement shall be obtained by April 30th for the previous calendar year.






  EX-99.3 (a)
Bank of America N.A.
900 West Trade Street
Suite 850
NC1-026-06-01
Charlotte, NC 28255
www.bankamerica.com

ANNUAL STATEMENT AS TO COMPLIANCE
OFFICER'S CERTIFICATE

Re: GE Commercial Mortgage Corporation
    Commercial Mortgage Pass-Through Certificates
    Series 2004-C1

In connection with the above-referenced transaction the undersigned officer, on behalf of Bank of America, N.A., hereby certifies that (i) a review of the activities for the period ending December 31, 2004 and of its performance under the Sub-Servicing Agreement and the Pooling and Servicing Agreement dated as of January 1, 2004 have been made under my supervision; (ii) to the best of my knowledge, based on such review, Bank of America has fulfilled all of its obligations under the agreements in all material respects throughout the aforementioned period; and (iii) Bank of America has received no notice regarding qualification, or challenging the status, of any portion of the Trust fund as a REMIC for the Internal Revenue Service or any other governmental agency or body.

Bank of America, N.A.
/s/ Sean D. Reilly
Sean D. Reilly
Principal

/s/ H. Michael Lumadue
H.Michael Lumadue
Vice President





  EX-99.3 (b)
CERTIFICATE OF OFFICER
OF
LENNAR PARTNERS, INC

Pooling and Servicing Agreement dated as of January 1, 2004 (the "Agreement"), by and among GE Commercial Mortgage Corporation, as Depositor,
Bank of America, as Servicer,
Midland Loan Services, Inc., as Paradise Point Special Servicer,
Wells Fargo Bank N.A., as Trustee and
Lennar Partners, Inc., as General Special Servicer
(GECCMC 2004-C1)



The undersigned, Susan K. Chapman, as Vice President of LENNAR PARTNERS, INC., a Florida Corporation (the "Company"), in accordance with Section 3.13 of the Agreement, hereby certifies on behalf of the Company that (i) a review of the activities of the Company during the preceding calendar year and of its performance under this Agreement has been made under such officer's supervision,
(ii) to the best of such officer's knowledge, based on such review, the Special Servicer has maintained an effective internal control system relating to its servicing of the Loans serviced by it and has fulfilled in all material respects its obligations under this Agreement throughout such year, and that there has been no material default in the fulfillment of any such obligation,
(iii) the Special Servicer has received no notice regarding qualification, or challenging the status of either Loan REMIC, the Lower-Tier REMIC or the Upper-Tier REMIC as a REMIC of the Grantor Trust as a "grantor trust" from the Internal Revenue Service or any other governmental agency or body.


IN WITNESS WHEREOF, the undersigned has executed and delivered this Certificate as of the 1st day of March, 2005.


/s/ Susan K. Chapman
Susan K. Chapman
Vice President
Lennar Partners, Inc.





  EX-99.3 (c)
(logo) MIDLANDLOANSERVICES

March 8, 2005

Via UPS
(410) 894-2194


Ms. Jennifer Richardson
Wells Fargo Bank, N.A.
Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD
USA 21045-1951



GE Commercial Mortgage Corporation, Commercial Mortgage Pass-Through Certificates, Series 2004-C1
Pooling and Servicing Agreement

OFFICER'S CERTIFICATE


Pursuant to the requirements of that certain Pooling and Servicing Agreement governing the referenced Trust (the "PSA"), it is hereby certified that (i) the undersigned has completed a review of the servicer's performance of its obligations under the PSA for the preceding calendar year; (ii) to the best of the undersigned's knowledge on the basis of that review the servicer has fulfilled all of its obligations under the PSA throughout such period in all material respects; (iii) to the best of the undersigned's knowledge, the subservicer, of the servicer under the PSA, if any, has fulfilled its obligations under its sub-servicing agreement in all material respects; and,
(iv) no notice has been received from any governmental agency or body which would indicate a challenge or question as to the status of the Trust's qualification as a REMIC under the U.S. Code.




/s/ Steven W. Smith
Steven W. Smith
Executive Vice President

3/8/05
Date



A member of The PNC Financial Services Group
10851 Mastin Suite 300 Overland Park Kansas 66210 www.midlandls.com





  EX-99.3 (d)
(logo) GMAC
Commercial Mortgage


Annual Statement as to Compliance
For the Year Ended December 31, 2004


GE Commercial Mortgage Corporation
Series 2004-C1


Pursuant to Section 3.13 of the Pooling and Servicing Agreement governing the referenced transaction, I hereby attest that:

  i. A review of the activities of GMAC Commercial Mortgage Corporation as Subservicer during the period, and of its performance under this Trust and Servicing Agreement, has been made under my supervision.

 ii. To the best of my knowledge, based on such review, GMAC Commercial Mortgage Corporation as Subservicer, has fulfilled in all material respects its obligations under this Pooling and Servicing Agreement throughout the period.

iii. GMAC Commercial Mortgage Corporation, as Servicer, has received no notice regarding qualifications, or challenging the status, of any REMIC Pool as a REMIC or the status of either Grantor Trust Pool as a Grantor Trust or otherwise asserting a tax on the income or assets of any portion of the Trust Fund from the Internal Revenue Service or any other governmental agency or body.

GMAC COMMERCIAL MORTGAGE CORPORATION


/s/ Brian T. Stauffer
By: Brian T. Stauffer
Title: Senior Vice President
Date: January 25, 2005


..737A


200 Witmer Road - P.O. Box 1015 - Horsham, PA 19044-8015






  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-1                            2,845,881.42         16,798,548.05                 0.00              94,105,451.95
   A-1A                          12,044,509.70          3,082,577.40                 0.00             301,406,422.60
   A-2                           10,069,135.34                  0.00                 0.00             280,575,000.00
   A-3                           15,512,560.91                  0.00                 0.00             368,207,000.00
   B                              1,644,401.33                  0.00                 0.00              38,233,000.00
   C                                689,573.32                  0.00                 0.00              15,931,000.00
   D                              1,324,344.45                  0.00                 0.00              30,269,000.00
   E                                637,530.52                  0.00                 0.00              14,337,000.00
   F                                965,914.40                  0.00                 0.00              20,710,000.00
   G                                602,488.04                  0.00                 0.00              12,745,000.00
   H                                882,859.12                  0.00                 0.00              17,524,000.00
   J                                435,621.78                  0.00                 0.00               9,558,000.00
   K                                435,667.32                  0.00                 0.00               9,559,000.00
   L                                290,414.52                  0.00                 0.00               6,372,000.00
   LR                                     0.00                  0.00                 0.00                       0.00
   M                                363,018.15                  0.00                 0.00               7,965,000.00
   N                                217,856.43                  0.00                 0.00               4,780,000.00
   O                                145,207.26                  0.00                 0.00               3,186,000.00
   P                                870,838.57                  0.00                 0.00              19,117,217.83
   R                                      0.01                  0.00                 0.00                       0.00
   X-1                            1,301,876.44                  0.00                 0.00           1,254,580,092.38
   X-2                           14,347,825.87                  0.00                 0.00           1,219,531,451.95